Form 10KSB
period 1995-12-31
HEADSTRONG GROUP INC
filed 1996-06-12
CIK 887315

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

          X Annual Report Under Section 13 or 15(d) of the Securities Exchange
          --
Act of 1934 (Fee Required)


          For the fiscal year ended      December 31, 1995

          Transition Report Pursuant to Section 13 or 15(D) of the Securities
        --
Exchange Act of 1934 (No Fee Required)

          For the transition period from                 to

                       Commission File Number 33-47567-NY

                             HEADSTRONG GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                              22-3663311
 (State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

5 Lexington Avenue, East Brunswick, N.J.                            08816
(Address of Principal Executive Offices)                         (Zip Code)

                                 (908) 254-3433
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                        ---------------------
None
- ----------------------------------          -----------------------------------

- ----------------------------------          -----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

None
- -------------------------------------------------------------------------------
                                (Title of Class)
- -------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

        State issuer's revenues for its most recent fiscal year.    $5,955,353

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked of prices of such stock, as of a specified date within the past 60 days. As of March 29, 1996: $10,145,102

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

           Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
   -----     -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

            State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date. 9,968,129

                       DOCUMENTS INCORPORATED BY REFERENCE

            If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 31, 1990).

            Transitional Small Business Disclosure Format (check one):

Yes       No   X
   -----     -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History and Summary

           Headstrong Group, Inc., formerly known as The Bullseye Marketing Group, Inc. ("the Company") was formed on September 1, 1989 and, pursuant to an agreement dated January 26, 1995, between the Company and Renaissance Marketing, Inc., acquired all of the outstanding shares of Renaissance Marketing, Inc. On February 23, 1995, the Board of Directors passed two resolutions: (1) the Company and it's wholly-owned subsidiary merged into a Delaware corporation and
(2) the Company effected a merger on March 20, 1995 whereby Renaissance Marketing, Inc. merged into the Company. The result of these actions is that Renaissance Marketing, Inc. is extinguished as a corporation and the Company is the sole surviving entity incorporated in the State of Delaware.

Business of Issuer

           The Company manufactures and sells recreational safety helmets used by persons participating in bicycling, in-line skating, skateboarding and related activities where the use of a protective helmet is recommended or where require by law. The Company manufactures and sells more than 100 different types of helmets of varying sizes, styles, colors and graphics. The Company sells the helmets through a combination of factory representatives and in-house sales people and is currently focusing on regional sales people, employed by the Company, to work with and oversee the activities of the factory representatives in the geographic region.

            The helmets manufactured and sold by the Company consist of a number of components which are assembled at the Company's facility in New Jersey. These components, which include an inner padded shell made from molded expanded polystrene, a hard PVC outer shell, webbing and padding, and an outer box and shipper, are purchased by the Company from independent suppliers. The expanded polystrene, or foam, protects the consumer's head; the hard PVC plastic outer shell gives the helmet its color and graphics; the webbing and padding enables the consumer to "custom-fit" and secure the helmet to their head; and the outer box and shipper allows the Company to exhibit additional graphics and implement its marketing strategies. It is management's experience that these materials are readily available from a variety of sources at prices competitive with those now paid by the Company, except that the molded expanded polystrene and PVC outer shell may be difficult to obtain on short-term notice because of the advance time required by the supplier to custom manufacture the components to the Company's specifications. Management of the Company does not anticipate any interruprtion in its production schedule as a result of a supplier's delay or termination because the Company has alternative sources for materials at similar prices and similar quantities.

         The Company uses its in-house design team and independent inventors to develop helmet designs.

           Upon the creation of the design, the Company submits it to one of the independent industry recognized safety certification companies, which certifies the helmet and its design as safe and in accordance with their standards of design.

           The Company's products are manufactured to meet or exceed the safety standards dictated by the following organizations: The Snell Memorial Foundation, the American Safety Institute, the Canadian Standards Association and the American Society for the Testing of Matetrials. All of these organizations are recognized in the industry as establishing safety criteria for products such as those distributed by the Company. The Company seeks approval from one or more of those companies depending upon the preference of the Company's customer. Upon approval by one or more of the foregoing, the Company contracts with suppliers to manufacture the newly approved helmet's components.

           The hard PVC or plastic outer shell is submitted to one of the Company's vendors as a mold. The Company contracts with the vendor to build the tooling at the vendor's plant site. Another mold for the inner padded shell is also sent to the Company's vendors who then build the required tooling on site. Currently, the Company has approximately $992,000 invested in tooling machinery, all of which is custom-built to the Company's specifications for every shape helmet sold by them. The Company estimates that its tooling machinery has a 3 - 5 year life based upon average volume usage. All of the Company's current tooling is two years old or less. In addition, the Company contracts for additional tooling when required to meet sales demand by its customers and when the Company's in-house design team develops new designs.

         The Company utilizes helmet designs which either its in-house design team creates or which it acquires through licensing agreements or otherwise. The designs created by the Company are not patented. The Company believes the time and cost associated with patent protection for its designs are not justified due to the high cost of obtaining patent protection relative to the degree of protection obtained from the types of patents available. Instead, the Company relies on the high cost of entry to the recreational helmet industry as a hurdle for new competitors to enter this market.

         The Company has been licensed to use a variety of helmet designs, trademarks and their associated logos. In addition, the Company holds the rights to and it is in the process of applying for trademark registrations on six other product lines, among which are the right to utilize the trademark on its flagship product line "Headstrong Helmets". The importance of these trademarks and licenses to the Company and the industry are that they create a vehicle for the Company to market its products and distinguish its products from others in the market; that is product identification and recognition. The Company is not disproportionately dependent on any one trademark or license and management of the company believes that should any of the trademarks or licenses which the Company may seek to renew become unrenewable, or if the licenses to use such trademarks and logos are not renewed, the company could develop or identify other trademarks and licenses which the Company can obtain to succesfully market its products.

         The manufacturing process of the helmets consists of assembling helmets from component products manufactured by independent suppliers.

           The Company has over 100 different types of helmets comprised of different combinations of styles, sizes, colors and graphics. The principal markets and distribution for the helmets are mass merchants, specialty retailers and independent bicycle shops in the United States, Canada, Mexico, Europe, Asia and Israel. In 1994 and 1995, 100% of the Company's revenue was derived from helmet sales, while in 1993 an immaterial percentage of revenues were derived from helmet sales. No helmet sales were made by the Company in 1992.

Competition

           In 1995, management estimated that the Company was the second largest manufacturer of recreational safety helmets in the United States. Most of the Company's competitors offer products incorporating helmet designs similar to those distributed by the Company as well as similar warranties on their products. Competition in the industry is based on: (1) promotional programs; (2) product style; (3) package design; and (4) price. The Company acknowledges that the types of product offered by most of the industry do not vary greatly with respect to design, structure, shape, etc. Instead, management believes that it differs from its competitors by emphasizing marketing programs to drive the sale of helmets, rather than vice versa where product drives the marketing program. In 1995 the Company developed a helmet style designed especially for in-line skating. It incorporates a lower edge in the back of the helmet to provide maximum protection for backward falls which, according to statistics, are the most typical for in-line skating. The Company's helmet style has passed testing by the Snell Memorial Foundation and meets the requirements for that type of helmet which Snell describes as "N-94". The Company believes that it is the only manufacturer with a helmet of that designation in mass production at this time.

Marketing

           The Company markets its helmets in a variety of ways. For promotional programs, the Company is leading the industry by involving alternative retailers in their programs, i.e., grocery food chains, chain drug stores, non-profit organizations and other product manufacturers as promotional "tie-ins" to their own product. In addition, the Company believes that it must provide added value to its products so that its customers will purchase the Company's products rather than its competitors. Fututre success with a retailer is primarily dependent upon the success of the previous promotion. Competition on product design is primarily based upon the decorative aspect of the outer shell of the helmet. The in-house creative staff at the Company tries to create brighter, more colorful and more unique styles than its competitors. In addition, the Company continues to introduce numerous new product designs including a helmet line with increased venting and a helmet marketed specifically for in-line skating.

         The Company has also been innovative with its product packaging recognizing the importance of packaging at the point of purchase. Competition on price has been addressed by reducing manufacturing costs and targeting the lower price points in the industry.

           In addition the Company has sought perennial licenses which have value over a longer period of time as opposed to expensive, high-profile licenses which tend to have a limited period of value once a trend or fad subsides.

Customers

           The Company does not expect to depend too heavily on any one customer in 1996. During 1995, there were two customers which individually accounted for 10% or more of the Company's total revenue. The Company's two largest customers accounted for 15% and 18% of the Company's total revenue for 1995 and 14% and 35%, respectively, of the Company's total revenue for 1994. Both are expected to represent a significantly lower percentage of total 1996 revenue.

Seasonality

            The Company's sales and operations are highly dependent upon seasonal fluctuations which are consistent with the industry. Historically, sales peaked in the February through April and the October/November seasons. Sales for the remainder of the year remained relatively flat. The Company has initiated a number of marketing programs which management expects will raise sales during the periods which historically were flat, with the result that if successful, seasonality will become a diminished factor. The Company employs up to 300 employees in the peak sales seasons and approximately 38 persons on a full time basis including four officers, eleven administrative staff and twenty-three related to production.

Facilities

           The Company's facility consists of 54,000 square feet of space incorporating an assembly area for production, warehouse space and executive offices. The Company entered into a lease agreement on the property located at 5 Lexington Avenue, East Brunswick, New Jersey on April 22, 1994 for a six year lease term commencing September, 1994.

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

           As a result of a severe liquidity shortage during 1995, the Comapny was unable to make timely payments to some of its vendors. Thirty one of these vendors commenced legal action against the Company for delinquent payments. All of these actions have been settled pursuant to individual agreements by the Company to make periodic payments to these vendors. The Company has fully satisfied its obligations under thirteen of these payment agreements. The Company's obligations under the remaining eighteen settlement agreements aggregate approximately $682,000 between May 1996 and January 1977. The Company has funded its obligations under these settlement agreements through a combination of capital raises and cash flow in the ordinary course of business. See Management's Discussion and Analysis or Plan of Operations for additional information regarding the Company's ability to finance the balance of the required payments.

       The Company is defending three additional actions by vendors claiming delinquent payments amounting to approximately $32,000 in the aggregate. The Company disputes, and is vigorously defending, these claims. Regardless of the outcome, the Company does not believe the effect on the Company's financial condition or its relationship with its vendors will be material.

           During 1995, Richard Berman, a former officer and director of the Company, commenced a legal action against the Company alleging breach of employment contract and wrongful termination. Certain officers and directors of the Comapnywere also named as defendants on claims of breach of fiduciary duty to Mr. Berman in his capacities as officer, director and Stockholder of the Company. In March, 1996, the Company and Mr. Berman executed a settlement agreement pursuant to which the Company is obligated to pay an aggregate of approximately $449,000 to Mr. Berman. Through May 1, 1996, the Company has made payments to Mr. Berman under the settlement agreement aggregating approximately $213,192. The Company is current on its obligations to Mr. Berman pursuant to the settlement agreement. Additional payments of $12,884 are paid weekly. On July 5, 1996, Payments will be reduced to $5,769 to be paid bi-weekly with the final payment due September 1, 1996. Aditionally, pursuant to the settlement agreement, Mr. Berman received certain piggy-back stock registration rights. See Management's Discussion and Analysis or Plan of Operations for information regarding the financing of the remaining payments to Mr. Berman.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company commenced trading on the OTC Electronic Bulletin Board in July, 1993. The following is a range of high and low bid and ask prices for the Company's common equity for each quarter within the last two fiscal years prepared by National Quotation Bureau, Inc.

                                      Bid Prices               Ask Prices
                                     High     Low              High     Low
1994
January 3 through March 31          4         4               5         5
April 4 through June 30             4         4               5         5
July 1 through September 30         4 1/2     4               5 1/2     5
October 3 through December 30       4 1/2     4               5 1/2     5

1995
January 3 through February 8  *     6 1/4     4               9         5
February 9 through March 31   *     3 3/8     1               4 1/2     2
April 1 through June 30             4 7/8     3 3/8           5 1/2     3 5/8
July 3 through September 29         4 15/16   3 1/4           5 1/2     3 5/8
October 2 through December 29       3 5/8       3/4           3 7/8       15/16

           * The Company effected a 7 for 1 forward stock split of its common stock to holders of record on February 7, 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of operations

            Sales for the year ended December 31, decreased to $5,955,353 in 1995 from $8,472,304 in 1994. The decrease resulted from a severe working capital shortage encountered in the third quarter which worsened in the fourth quarter of 1995. During this period the Company was unable to commit to sales shipping schedules and/or had to cancel sales due to an inability to secure required components because of insufficient working capital.

           Cost of sales increased to $7,161,340 for the year ended December 31, 1995 from $6,380,963 for the same period of the prior year. The resulting gross profit was negative for the year ended December 31, 1995 totaling ($1,205,987) compared with $2,091,341 for the year ended December 31, 1994. The negative gross profit resulted from low sales levels in the second half of the year that, at normal gross profit margins, did not cover fixed manufacturing costs.

           In addition, as a result of the working capital shortage, the Company incurred expediting penalties for the components it was able to secure and suffered increased cost of sales as a result of; (1) litigation initiated by suppliers to recover payment for components and (2) a provision for slow-moving or potentially obsolete physical inventory.

           Selling, general and administrative expenses totaled $6,663,404 for the year ended December 31, 1995 as compared with $2,423,580 for the same period of the prior year. The increase is principally accounted for by the following unusual expenses which are not expected to be recurring:

                1. A charge of $1,237,470 for the value of 300,000 common shares which were issued for services under an investment banking agreement.

                 2. Charges totaling $1,744,890 comprised of; $476,904 for the write off of an account receivable due from a customer to which the Company provided product on an OEM basis and also has a royalty agreement under which the customer receives royalties for a line of the Company's product; $688,000 for additional provision for doubtful accounts receivable and the balance for the write off of specific doubtful accounts receivable.

                 3. A charge of $545,466 as a provision for the settlement of a lawsuit brought by a former officer and director of the Company.

                 4. Additional Legal and professional charges totaling $415,000 principally related to the defense and settlement of a large number of lawsuits as well as the costs related to restructuring during 1995.

           Interest expense increased from $252,501 for the year ended December 31, 1994 to $546,269 for the year ended December 31, 1995 due to an increase, during 1995, in the cost of borrowing, the addition during the year, of subordinated debt prior to its conversion to equity and interest on payroll taxes which were not timely paid to the Federal government.

Liquidity and Capital resources

           The Company's Statement of Cash Flows reflects that in 1994 $45,923 was provided by operating activities even though a net loss of $584,740 was recorded in that year. In 1994 the Company borrowed from a factor, delayed payment of trade indebtedness and was unable to meet its payroll tax obligations on a current basis to fund increases in inventory, accounts receivable and investments in tooling and equipment. In 1995, $6,606,630 was used in operating activities which was funded by borrowings arranged by an investor group during the year totaling $4,749,319 [of which $3,807,367 was converted to common stock], by the sale of preferred stock and by the issuance of common shares for services rendered under an investment banking agreement.

            The Company's position at December 31, 1994 was one of a severe working capital shortage due to rapid growth in 1994, prior year's losses, weak second half sales and investment in tooling and inventory.

           At December 31, 1994, the Company was past due on payment terms to most suppliers, had been unable to meet payroll tax obligations on a timely basis. In October 1994, the Company entered into an agreement with an investor group which comitted to infuse $1 million for working capital.

           From October 1994 and throughout the first half of 1995, the investor group caused a total of $3.779 million to be infused into the Company as subordinated debt which was used by the Company to reduce it's loan to a factor, make payments for it's delinquent payroll tax liabilities, purchase components for sales orders and make payments under time payment plans to it's vendors for old, past due amounts. During the third quarter of 1995 the investor group caused additional subordinated debt to be infused into the Company and during the quarter, $3.8 million of subordinated debt was converted into preferred stock and subsequently into common shares. During this period the investor group slowed the infusion of working capital and by the end of the third quarter the Company was again experiencing a working capital shortage. The investor group informed the Company that it would no longer provide assistance in raising additional working capital and that the shares held by the group had been sold in the open market. As a result, the Company's position worsened during the fourth quarter with the result that at December 31, 1995 the Company was again suffering a severe working capital shortage. The Company sought additional funds through a private placement of common stock, but a comittment for that placement was not received until early in 1996.

           The Company expects that as a result of the private placement it will have sufficient working capital to purchase components in quantity sufficient to meet it's sales demand and as a result, will return to profitable operations and gradually return to operations in the usual and customary manner.

Seasonality

           The sales recorded in 1994 were extremely seasonal with the strongest quarters being the first and second with the third and fourth being weak. The seasonality resulted from sales success on a promotional basis in the first half of the year and the inability to continue such sales in the second half of the year. The same pattern was repeated in 1995 for another reason, that is that the Company was unable to meet it's sales demand in the second half of 1995 due to a working capital shortage which prevented the Company from purchasing the components necessary to fill customer's orders. The Company expects the impact of seasonality to be minimal in 1996 as a result of marketing programs that have been designed to create sales demand on a smoother, continuing basis.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company are as follows:

                                                                                Term
          Name             Age      Positions and Offices Within the Company    Commenced
          ----             ---      ----------------------------------------    ---------

Dale M. Friedman           39        President, Chief Executive Officer and       1995
                                     Director

Jean-Francois Perreault    34        Director                                     1995

Thomas V. Malik, Jr.       36        Secretary, Vice President Production and
                                     Director                                     1995

John J. Willis             55        Treasurer and Chief Financial Officer        1995

           Set forth below is a biographical description of each executive officer and director of the Company based upon information supplied by them:

           Dale M. Friedman has been President, Chief Executive Officer and a Director of the Company since its inception and continues in those positions with the Company since the acquisition in January, 1995. From 1986 to 1992 he was President of Innotech Corp., a packaging company located in East Brunswick, New Jersey.

     Jean-Francois Perreault has been a Director of the Company since January, 1995. From November 1993 to present he has been an investment manager at Fonds de Solidarite des Travailleurs du Quebec (F.T.Q.), a venture capital firm located in Montreal, Canada. From March 1992 to November 1993, he was a Manager of the Corporate Finance Group at KPMG Peat Marwick in Montreal, Canada. From August 1989 to March 1992, he was an investment manager at Canadian Corproate Funding Limited, a private merchant bank locatde in Montreal, Canada.

           Thomas V. Malik, Jr. has been Secretary and Vice President Production of the Company since November 1992 and continues in those positions with the Company since the acquisition in January, 1995. From September 1992 to November 1992 he was Production Manager of Banner Industries, Inc., a packaging company located in East Brunswick, New Jersey. From July 1992 to September 1992 he was Production Director of Innotech Corp., a packaging company located in East Brunswick, New Jersey. From March 1991 to July 1992 he was owner/operator of S&K Purifications, a packaging company located in Freehold, New Jersey.

           John J. Willis has been Treasurer and Chief Financial Officer of the Company since August 1994 and continues in those positions with the Company since the acquisition in January 1995. From 1988 to 1994 he was Chief Financial Officer of Standard Industries, Inc., a manufacturer of consumer and industrial products located in Paterson, New Jersey.

Directors' Compensation

           The Company has agreed, pursuant to a Board of Directors' resolution, to compensate all outside directors the sum of $1,000 per month, per director as their sole compensation for such services effective February 1, 1995.

ITEM 10. EXECUTIVE COMPENSATION

The compensation for the executive officers of the Company is as follows:

                           SUMMARY COMPENSATION TABLE


                                         Annual Compensation                Long-Term Compensation
                                     ----------------------------     ------------------------------------
                                                                                Awards            Payouts
                                                                       ------------------------   --------
                                                                                       Securi-
                                                                                        ties
                                                          Other                         Under-
                                                          Annual       Restricted       lying               All Other
        Name and                                          Compen-        Stock         Options/     LTIP     Compen-
   Principal Position      Year       Salary    Bonus     sation        Award(s)         SARs      Payouts   sation
                                       ($)       ($)       ($)            ($)            (#)         ($)       ($)
           (a)             (b)         (c)       (d)       (e)            (f)            (g)         (h)       (I)
- ---------------------------------------------------------------------------------------------------------------------

Dale M. Friedman           1995   150,000
CEO                        1994   150,000
                           1993

Thomas V.Malik, Jr.        1995   105,000
VP Production              1994   105,000

John J. Willis             1994    90,000
CFO                        1995    90,000

Employment Contracts

           The annual compensation reflected in the chart above for the CEO and the VP Production is memorialized in separate employment contracts for each of the named executives. Both employment contracts provide for a three year term ending on February 22, 1998 with base salaries as stated above, constant for each of the the three years. In addition, the contracts provide for the Board of Directors to establish a bonus compensation plan at the Board's discretion. The contracts also provide for reasonable benefits including medical, insurance, vacation and other benefits in the ordinary course of business. In addition, both of the employment contracts provide for the termination for cause by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following is a chart of security ownership of certain beneficial owners:

        (1)                (2)                            (3)               (4)
                    Name and Address               Amount and Nature
     Title of              of                             of             Percent of
      Class         Beneficial Owner               Beneficial Owner        Class
- -----------------------------------------------------------------------------------
Class A              Richard Berman                     603,750             6.0%
Common Stock         2 Pelham Place
                     East Brunswick, N.J. 08816

           The following is a chart of security ownership of certain beneficial management:

       (1)                 (2)                       (3)              (4)
                    Name and Address          Amount and Nature
    Title of               of                        of            Percent of
      Class         Beneficial Owner          Beneficial Owner       Class
- -----------------------------------------------------------------------------
Class A            Dale Friedman                   603,750           6.0%
Common Stock       18 Cedar Drive
                   Bayhead, N.J. 08742

Class A            Thomas V. Malik, Jr.            280,000           2.8%
Common Stock       35 Koenig Lane
                   Freehold, N.J. 07728


Class A            Directors and Officers          883,250           8.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During 1995, the Company had been negotiating financial consulting agreements with Viking Investment Group II, Inc. ("Viking") and Parenteau Corporation ("Parenteau") for the purpose of raising funds for the Company in exchange for a fee relative to the amount of funds raised. Negotiations ceased when, during the second half of 1995, Viking and Parenteau withdrew their support of the Company and sold their common shares. No fees were paid to either Viking or Parenteau. Both Viking and Parenteau were, prior to the sale of their common shares, beneficial holders of more than 5% of the Company's common stock and reported as such in Report on Form 10-KSB for 1994.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

           The following documents are filed as part of this report:

           (a) Financial Statements

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HEADSTRONG GROUP, INC.
- --------------------------------------------------------------------------------
                                    (Company)

By       /S/ John J. Willis, Treasurer and C.F.O.
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date     May 16, 1996
- --------------------------------------------------------------------------------

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By      /S/ Dale M. Friedman, Director, President and C.E.O.
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date     May 16, 1996
- --------------------------------------------------------------------------------


By     /S/ Thomas V. Malik, Jr., Director, President and VP Production
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date     May 16, 1996
- --------------------------------------------------------------------------------

                             HEADSTRONG GROUP, INC.


              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Headstrong Group, Inc.:


We have audited the accompanying balance sheet of the Headstrong Group, Inc. (a Delaware Corporation) as of December 31, 1995, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Headstrong Group, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, a working capital deficit and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 27, 1996 (except for Note 16
   as to which the date is May 31, 1996)

                             HEADSTRONG GROUP, INC.

                         BALANCE SHEET DECEMBER 31, 1995

                      ASSETS
CURRENT ASSETS:
   Cash                                         $    45,517
   Accounts receivable, less allowance
      for doubtful accounts of $745,142             672,665
   Due from stockholders (Note 10)                  210,065
   Inventories (Notes 1 and 3)                      961,957
   Prepaid expenses (Note 4)                        176,791
   Other current assets                              43,569
                                                -----------

                Total current assets              2,110,564
                                                -----------
PROPERTY AND EQUIPMENT (Note 1):
   Tooling and equipment                            945,685
   Transportation equipment                          17,874
   Leasehold improvements                            46,756
                                                -----------

                Total                             1,010,315

   Less- Accumulated depreciation                  (280,644)
                                                -----------

                Property and equipment, net         729,671
                                                -----------
OTHER ASSETS (Note 11)                              505,979
                                                -----------
                                                $ 3,346,214
                                                ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Line of credit (Note 9)                      $   284,685
   Subordinated note payable (Note 6)              1,119,26
   Accounts payable                               2,113,443
   Accrued liabilities (Note 5)                   1,599,483
   Due to officers (Note 10)                         26,456
   Payroll taxes payable (Note 2)                   562,869
   Litigation reserve (Note 8)                      468,000
                                                -----------
                Total current liabilities         6,174,203
                                                -----------
CONVERTIBLE NOTES PAYABLE (Note 7)                  375,000
                                                -----------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' DEFICIT (Note 13):
   Series A preferred stock, par value
     $.001 per share, 1,000,000 shares
     authorized, 101,775 shares issued
     and outstanding                                    102
   Common stock, Class A, par value
     $.0001, 20,000,000 shares authorized
     6,917,260 shares issued and outstanding            692
   Common stock, Class B, par Value $.0001,
     5,000,000 shares authorized, none issued
     and outstanding                                      0
   Additional paid-in capital                     5,165,376
   Accumulated deficit                           (8,369,159)
                                                -----------

                                                 (3,202,989)
                                                -----------

                                                $ 3,346,214
                                                ===========

The accompanying notes to financial statements are an integral part of this balance sheet.

                             HEADSTRONG GROUP, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                    1995           1994
                                                -----------    -----------
NET SALES                                       $ 5,955,353    $ 8,472,304
COST OF SALES                                     7,161,340      6,380,963
                                                -----------    -----------
                Gross profit (loss)              (1,205,987)     2,091,341
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      6,663,404      2,423,580
                                                -----------    -----------
                Operating loss                   (7,869,391)      (332,239)
INTEREST EXPENSE, NET                               546,269        252,501
                                                -----------    -----------
                Net loss                        ($8,415,660)   ($  584,740)
                                                ===========    ===========
LOSS PER COMMON SHARE                           ($     1.46)   ($      .12)
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     5,783,396      5,030,900
                                                ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                                         Additional                     Total
                                                   Common Stock        Preferred Stock     Paid-in     Accumulated   Stockholders'
                                               --------------------   -----------------
                                                 Shares     Amount     Shares    Amount    Capital       Deficit       Deficit
                                               ----------   -------   --------   ------  -----------   -----------   -----------
BALANCE, December 31, 1993                          2,500   $ 2,500          0   $   0   $    90,000   ($  318,008)  ($  225,508)

   One for twenty-five reverse stock split         (2,400)        0          0       0             0             0             0
   Net loss                                             0         0          0       0             0      (584,740)     (584,740)
                                               ----------   -------   --------   -----   -----------   -----------   -----------

BALANCE, December 31, 1994                            100     2,500          0       0        90,000      (902,748)     (810,248)

   Effect of merger and recapitalization
      (Note 1)                                    718,600    (1,997)         0       0      (990,188)      992,185             0
   Seven for one stock split                    4,312,200         0          0       0             0             0             0
   Issuance of preferred stock                          0         0    393,965     393     3,939,257             0     3,939,650
   Conversion of preferred stock into
      common                                    1,575,860       158   (393,965)   (393)          235             0             0
   Expenses related to private placement
      of stock                                          0         0          0       0      (136,545)            0      (136,545)
   Exercise of stock warrants                      10,500         1          0       0         7,499             0         7,500
   Preferred stock issued in connection with
      private placement                                 0         0     99,900     100       998,900             0       999,000
   Common stock issued for services rendered      300,000        30          0       0     1,237,470             0     1,237,500
   Preferred stock dividend                             0         0      1,875       2        18,748       (42,936)      (24,186)
   Net loss                                             0         0          0       0             0    (8,415,660)   (8,415,660)
                                               ----------   -------   --------   -----   -----------   -----------   -----------
BALANCE, December 31, 1995                      6,917,260   $   692    101,775   $ 102   $ 5,165,376   ($8,369,159)  ($3,202,989)
                                               ==========   =======   ========   =====   ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.


                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                          1995           1994
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           ($8,415,660)   ($  584,740)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation                                                       166,106        101,038
       Provision for doubtful accounts                                  1,214,904        250,000
       Litigation reserve                                                 468,000              0
       Common stock issued for services rendered                        1,237,500              0
       Changes in operating assets and liabilities-
         Decrease (increase) in accounts receivable, net                  245,996     (2,217,584)
         Increase in due from stockholders                                (56,282)      (153,782)
         Decrease (increase) in inventories                               643,849     (1,484,384)
         (Increase) decrease in prepaid expenses                          (85,791)        43,164
         Increase in other assets                                         (72,351)       (27,211)
         (Decrease) increase in bank overdraft                            (83,790)        83,790
         Increase in accounts payable                                     167,409      1,638,667
         Increase (decrease) in due to officers                            26,456        (71,500)
         (Decrease) increase in loans from factor                      (1,928,524)     1,928,524
         Increase in accrued expenses                                   1,029,315         83,174
         Increase in payroll taxes payable                                 73,736        456,767
                                                                      -----------    -----------
                Net cash (used in) provided by operating activities    (5,369,127)        45,923
                                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES -- Purchase of
   property and equipment, net                                           (313,177)      (566,275)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                             4,749,319        837,000
   Repayments of debt                                                  (3,807,367)      (351,964)
   Proceeds from issuance of stock, net of expenses                     4,802,105              0
   Exercise of stock warrants                                               7,500              0
   Dividends paid                                                         (24,186)             0
                                                                      -----------    -----------
                Net cash provided by financing activities               5,727,371        485,036
                                                                      -----------    -----------
                Increase (decrease) in cash                                45,067        (35,316)
CASH, beginning of year                                                       450         35,766
                                                                      -----------    -----------
CASH, end of year                                                     $    45,517    $       450
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                         $   350,338    $   254,900
                                                                      ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  THE COMPANY AND ITS SIGNIFICANT
     ACCOUNTING POLICIES:

       Business-

         Headstrong Group, Inc. (the "Company") manufactures and sells recreational safety helmets used for bicycling, inline skating, skateboarding and related activities where the use of a protective helmet is recommended or required by law.

       Basis of Presentation-

         Headstrong Group, Inc. (the "Company") was formed pursuant to a stock purchase agreement dated January 26, 1995 under which The Bullseye Marketing Group, Inc. acquired all of the outstanding shares of the capital stock of Renaissance Marketing, Inc. in exchange for 250,000 common shares of The Bullseye Marketing Group, Inc. In addition, pursuant to the agreement, The Bullseye Marketing Group, Inc. amended its certificate of incorporation to change the name of the corporation to Headstrong Group, Inc., changed its capitalization to 26 million shares (20 million Class A common, 5 million Class B common, par value $.0001 and 1 million preferred shares, par value $.001) and effected a 7 for 1 split of its issued and outstanding common shares for holders of record on February 7, 1995.

         The merger of Bullseye and Renaissance is accounted for as a reverse merger using the recapitalization method of accounting, with Renaissance as the continuing accounting entity. The capital of Bullseye was carried forward and its accumulated deficit ($321,238) was transferred to additional paid in capital. The merger was accomplished by Bullseye issuing 250,000 shares of common stock in exchange for the outstanding common stock of Renaissance. At the date of the merger Renaissance's accumulated deficit of $992,185 was transferred to additional paid-in capital, due to termination of its S Corporation status. The weighted average number of shares outstanding for the year ended December 31, 1995, reflects the issuance of 250,000 shares of common stock issued in exchange for Renaissance's common stock and the stock split discussed above.

         Renaissance Marketing, Inc., formed in November, 1992, operated as a contract packager and assembler until late 1993 when it entered the recreational safety helmet market. It ceased contract packaging operations in December, 1993 and since that date has designed, manufactured and distributed recreational safety helmets and other related products which are sold to mass merchants, specialty retailers and bicycle shops.

         The Bullseye Marketing Group, Inc., formed in September, 1989, had designed, distributed and sold recycling schedules to New Jersey communities until, following a sudden downturn in its business, it became inactive in July 1993.

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Policy-

         The Company recognizes revenue at the time of shipment and invoicing for its goods.

         The Company provides an allowance for doubtful accounts based upon specific review of outstanding receivables as well as historical collection information. In providing this allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collections. Actual results could differ from those estimates.

       Inventory-

         Inventory is valued at the lower of cost (on a first-in, first-out basis) or market.

       Property and Equipment-

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows-

                                             Method             Life
                                             ------             ----
           Machinery and equipment        Straight-line        5 years
           Transportation equipment       Straight-line        5 years

         Maintenance and repair costs are expensed while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired and are eliminated from the accounts and any gains or losses are reflected in earnings.

       Long-Lived Assets-

         During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum, the future expected cash flows (undiscounted and without interest charges), from an entity's operations are less than the carrying value of these assets. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets as of December 31, 1995.

       Income Taxes-

         The Company had previously elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code. Consequently, the stockholders were taxed on their proportionate share of the Company's taxable income and accordingly, no provision for Federal taxes were provided for in the statements of operations. Pursuant to the stock purchase agreement dated January 26, 1995, the Company terminated its S Corporation status. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS 109, the Company recognizes a current tax liability or asset for current taxes payable or prepaid, and a deferred tax asset or liability for the estimated future tax effects of temporary differences between financial statement and tax basis of assets and liabilities, using enacted tax rates currently in effect.

       Loss Per Common Share-

         Loss per common share are based upon the weighted average number of shares outstanding, adjusted to retroactively reflect the effect of the stock split discussed above. Dividends on preferred stock amounting to $42,936 in 1995 were added to the net loss available for common shares. Outstanding warrants and common stock equivalents have not been considered in the computations of earnings per common share in 1995 since their effect was antidilutive.

       Statement of Cash Flows-

         For purposes of the statement of cash flows, the Company considers the liquid investments purchased with maturity of three months or less to be cash equivalents.

(2)  COMPANY OPERATIONS:

       The Company's rapid growth during the first half of 1994, its inability to increase sales in the second half of 1994 and in 1995, prior period losses and continuing investments in tooling and inventory all contributed to creating a severe working capital shortage.

       The Company is past due on payment terms with the majority of its trade vendors. The Company has since restructured payment plan with these suppliers.

       During 1994 and continuing in 1995, the Company was unable to make all timely payroll tax payments to the state and Federal governments. As a result, the Internal Revenue Service filed a tax lien against the Company while an extended payment plan with respect to 1994 withholdings had been agreed to with the state. In 1995, the Company made their 1994 withholding payments to the Internal Revenue Service including interest and obtained a release of the tax lien. The Company has accrued the payroll tax liability through December 31, 1995 exclusive of any penalties and/or interest which may be assessed.

       In the second half of 1995, the investor group which had provided and/or raised needed working capital to the Company, slowed the infusion of funds and, at the end of the third quarter, withdrew their support and reported to the Company that they had sold their stock. As a result, the Company was unable to buy the necessary components to fill customer orders and did not accept sales orders which it could not expect to ship with certainty. The dramatic decrease in third and fourth quarter sales caused significant losses which resulted in a severe working capital shortage.

       The Company sought additional financing but was unable to secure that financing until February, 1996 (see Note 16).

       In February and March 1996, the Company closed on $2,000,000 of new equity financing and in April and May, 1996 raised an additional $2,300,000 in new equity. The management of the Company believes that restructured payment plans with trade suppliers, the additional capital infusions and estimated sales growth will enable the Company to conduct its operations in the normal course of business. The financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1994 and 1995 the Company incurred net losses, and as of December 31, 1995, the Company's current liabilities exceeded its current assets by $3,626,139 and had an accumulated deficit of ($8,369,159). Continuation of the Company as a going concern is dependent upon successful future operations and the ability to raise additional equity financing.

(3)  INVENTORIES:

       Inventories at December 31, 1995 consist of the following-

           Purchased components                          $949,530
           Finished goods                                  12,427
                                                         --------
                                                         $961,957
                                                         ========

       All inventories are pledged as collateral to a financing company under the revolving loan agreement.

(4)  PREPAID EXPENSES:

       Prepaid expenses consist of the following-

           Prepaid insurance                               $91,478
           Prepaid royalties                                51,980
           Miscellaneous prepaids                           33,333
                                                          --------
                                                          $176,791
                                                          ========


(5)  ACCRUED LIABILITIES:

       Accrued liabilities consist of the following-

         Financing costs (Note 11)                         $437,500
         Vendor settlements(Note 14)                        721,000
         Rent                                                96,000
         Commissions                                         97,000
         Other miscellaneous                                247,983
                                                         ----------

                                                         $1,599,483
                                                         ==========

(6)  SUBORDINATED NOTES PAYABLE:

       During 1994, the Company entered into an agreement with an investor group in which the investor group committed to provide working capital loans to the Company. Through 1995, a total of $5,058,917 had been loaned to the Company of which $3,939,650 was converted to common stock resulting in an outstanding balance of $1,119,267 at December 31, 1995. The loans bear interest at 2% over the prime rate in effect on the date of the loan. Principal repayments begin one year after issuance and are retired in six monthly installments. The subordinated notes payable mature and are scheduled for repayment in 1996. Subsequent to December 31, 1995, holders of subordinated notes totaling $100,000 principal were converted into common stock.

(7)  CONVERTIBLE NOTES PAYABLE:

       In November 1995, the Company sought to raise $1,000,000 in convertible subordinated debentures under a private placement. At December 31, 1995, $375,000 had been raised under this offering. In 1996, the Company raised an additional $50,000. Borrowings under these notes payable are due July, 2000 and bear interest at 7%. Additionally, these convertible subordinated debentures are convertible at the option of the holders, at any time after 90 days from the date of issuance (through maturity), into shares of the Company's common stock at a conversion price equal to 80% of the market price of each share. The conversion is limited to no more than 33% of the holder's debentures in a 30-day period. At December 31, 1995 no debenture holders had converted their debentures into common stock.

(8)  LITIGATION RESERVE:

       Subsequent to December 31, 1995, the Company settled a lawsuit instituted by a former officer and director for a total of $449,000 and has provided a reserve for the settlement amount and legal fees at December 31, 1995. The settlement requires periodic payments, with the final payment to be made in September, 1997.

(9)  LINE OF CREDIT:

       From January, 1995, through August, 1995, the Company had factored its accounts receivable under a factoring agreement by which the Company was charged a commission of 1.25% of the net accounts receivable sold and was charged 3% over the prime rate for borrowings up to a maximum of $2,500,000. In addition, the Company had demand loans from the factor (interest rate of prime plus 4%) related to the financing of inventory. The amounts related to the above loans were repaid during 1995.

       The Company entered into an asset based, revolving loan agreement with a finance company in September, 1995 which provides for borrowings of 80% of eligible accounts receivable, up to a maximum of $4,000,000, collateralized by a security interest in all assets. Under the agreement, the Company is charged interest at 1% over the prime rate for loans outstanding and a monthly service fee of the greater of $2,500 or four-tenths of 1% of the loans outstanding. Total indebtedness outstanding under this agreement at December 31, 1995 was $284,685. On January 31, 1996 the finance company terminated the revolving loan agreement. The Company is currently negotiating with the finance company to renew the revolving loan agreement.

       Total commission and interest expense in 1995 were $97,940 and $121,234, respectively.

(10)   DUE TO/FROM OFFICERS:

         As of December 31, 1995, the Company had advanced funds to stockholders totaling $210,065, of which approximately $206,000 is secured by Company common stock. These advances are demand loans and bear interest at 9% per annum. In addition, the Company also has a loan from a shareholder for $26,456. The loan from the stockholders is payable on demand and bears interest at 15% per annum.

(11)   OTHER ASSETS:

         During 1995, the Company entered into an agreement with an investment bank which provided consulting services related to equity financing during 1996 at a cost to the Company, payable in cash or stock of $400,000 (see Note 16). In addition, the Company capitalized $37,500 of commission due on the sale of convertible debentures.

(12)   INCOME TAXES:

         As of December 31, 1995, the Company had a deferred tax asset of approximately $3,464,000. The components of the deferred tax asset at December 31, 1995, consisted primarily of net operating loss carryforwards of $2,670,000, allowance for doubtful accounts of $306,000 and litigation and other reserves of $488,000. Other temporary differences are not significant. The deferred tax asset as of December 31, 1995 has been offset by a valuation allowance, due to the uncertainty of the realization of this asset.

(13)   STOCKHOLDER'S DEFICIT:

         During 1995, the Company issued through a private placement memorandum 393,965 shares of $.001 par value Series A Preferred Stock for $10 a share. The preferred stock was convertible into four shares of the Company's common stock. During 1995, all of the holders of the Company's preferred stock converted into the Company's common stock.

         As of December 31, 1995, the Company had outstanding 67,200 warrants adjusted for the seven-for-one stock split to purchase the Company's common stock (see Note 1). Each warrant entitles the holder to purchase the Company's common stock at $.71 per share. During 1995, holders of 10,500 warrants exercised their warrants.

         During 1995, the Company issued through a private placement memorandum 99,900 shares of its $.001 par value Series A Preferred Stock for $10 a share. Holders of the stock are entitled to receive dividends of $1.20 per share, in equal quarterly payments at the option of the Company in cash or additional shares. Dividends on the stock are cumulative and shall accrue without interest. During 1995, the Company issued an additional 1,875 shares of its Series A Preferred Stock to satisfy its quarterly dividend requirement.

(14)   COMMITMENTS AND CONTINGENCIES:

         The Company has a lease agreement for production and office facilities of approximately 54,000 square feet for a term of six years commencing September, 1994.

         As of December 31, 1995 future minimum payments by year, and in the aggregate under operating leases with an initial term of one year or more, including the facility lease described above, consist of the following-

             1996                                            $214,512
             1997                                             275,640
             1998                                             279,036
             1999                                             289,224
             2000                                             216,918

           Employment Contracts-

              Two executive officers have employment agreements with the Company which have three-year terms which expire in February, 1998, with aggregate annual compensation of $255,000.

           Vendor Settlements-

              As a result of the sever liquidity shortage described in Note 2, the Company was unable to make timely payments to its vendors. Trade creditors commenced legal action against the Company to recover amounts owed them. The Company has either paid, reached settlement agreements or entered into negotiations to settle claims with all significant vendors. The settlement agreements include scheduled repayment terms through January 1997.

(15)   SIGNIFICANT CUSTOMERS:

         Two customers accounted for approximately 15% and 18%, respectively, of total revenues for the year ended December 31, 1994, and 14% and 35%, respectively, of total revenues for the year ended December 31, 1995.

(16)   SUBSEQUENT EVENT:

         In February and March, 1996, the Company closed on the sale of common stock with net proceeds of approximately $2,000,000. In April and May, 1996, the Company issued additional common shares with estimated net proceeds of approximately $2,300,000.