Form 10QSB
period 1996-03-31
HEADSTRONG GROUP INC
filed 1996-06-12
CIK 887315

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to___________

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

                                 (908) 254-3433
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(D) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No _________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,968,129

           Transitional Small Business Disclosure Format- (Check one):
Yes              No       X
    -----------     -----------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FIANACIAL STATEMENTS


      The following unaudited financial statements for the Company are attached hereto:

         (a) Balance Sheet as of March 31, 1996;

         (b) Statements of Operations for the three months ended March 31, 1996 1nd 1995;

         (c) Statements of Cash Flows for the three months ended March 31, 1996 and 1995

         (d) Notes to Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations:

      Revenue for the three months ended March 31, 1996 of $2,501,004 increased from $2,357,544 for the same period of 1995 principally as a result of sale in 1996 of new helmets which command a higher selling price.

      Cost of sales decreased from $1,714,960 in 1995 to $1,631,374 in 1996 principally as a result of a change in product mix. The new helmets referred to above are produced at a cost only slightly higher than the Company's opening price point helmets. As a result, cost of sales of these new products is substantially less as a percentage of sales, decreasing from 72.8% in 1995 to 65.2% in 1996.

      Gross profit, as a result of the change in product mix described above, increased from 27% in 1995 to 34% in 1996.

      Selling, general and administrative expenses increased from $509,843 for the three months ended March 31, 1995 to $638,722 for the same period of 1995. The increase results from increased sales-related costs due to more customer visits, higher legal costs due to settlement negotiation and agreements with creditors and increased borrowing costs in 1996 as compared with 1995.

      Net income for the three months ended March 31, increased from $132,741 in 1995 to $230,907 for the same period of 1996 as a result of the increase in gross profit, offset by the increase in selling, general and administrative expenses described above.

Liquidity and Capital Resources:

      The Company's Statements of Cash Flows for the three months ended March 31, 1996 shows the impact of the first of two capital raises and the use of those proceeds in meeting the accumulated obligations of the Company. The receipt of the proceeds aided the Company significantly in being able to purchase needed components for sales orders and meet some of it's past-due obligations. With the second capital raise, which was completed in May, 1996, estimated sales growth and profitable operations, the Company believes it will be able to conduct its operations in the ordinary course of business.



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      As a result of a severe liquidity shortage during 1995, the Company was unable to make timely payments to some of its vendors. Thirty one of these vendors commenced legal action against the Company for delinquent payments. All of these actions have been settled pursuant to individual agreements by the Company to make periodic payments to these vendors. The Company has fully satisfied its obligations under thirteen of these payment agreements. The Company's obligations under the remaining eighteen settlement agreements total approximately $682,000 between May 1996 and January 1997. The Company has funded its obligations under these settlement agreements through a combination of capital raises and cash flow in the ordinary course of business.

      During 1995, Richard Berman, a former officer and director of the Company, commenced a legal action against the Company alleging breach of employment contract and wrongful termination. Certain officers and directors of the Company were also named as defendants on claims of breach of fiduciary duty to Mr. Berman in his capacities as officer, director and Stockholder of the Company. In March, 1996, the Company and Mr. Berman executed a settlement agreement pursuant to which the Company is obligated to pay an aggregate of approximately $449,000 to Mr. Berman. The Company is current on its obligations to Mr. Berman pursuant to the settlement agreement.

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K


         The following documents are filed as part of this report:

           (a) Financial Statements

                                   SIGNATURES



           In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             HEADSTRONG GROUP, INC.
   -----------------------------------------------------------------------------
                                    (Company)



By      /S/ John J. Willis
   -----------------------------------------------------------------------------

Printed     John J. Willis, Treasurer and CFO
          ----------------------------------------------------------------------

Date         May 21, 1996
          ----------------------------------------------------------------------

By     /S/ Dale M. Friedman
   -----------------------------------------------------------------------------

Printed     Dale M. Friedman, Director, President and CEO
          ----------------------------------------------------------------------

Date         May 21, 1996
          ----------------------------------------------------------------------

                             HEADSTRONG GROUP, INC.
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS                              March 31, 1996
                                                                         --------------
CURRENT ASSETS:
Cash                                                                      $       876
Accounts Receivable                                                         2,371,116
Inventory                                                                     757,688
Accounts Receivable-Stockholders                                              218,588
Prepaid Expenses                                                              463,805
Other Current Assets                                                           69,315
                                                                          -----------
     Total Current Assets                                                   3,881,388

PROPERTY AND EQUIPMENT:
Tooling and Equipment                                                       1,041,003
Transportation Equipment                                                       17,874
                                                                          -----------
    Total                                                                   1,058,877
Less-Accumulated Depreciation                                                (325,644)
                                                                          -----------
Property and Equipment-Net                                                    733,233
                                                                          -----------
                                                                          $ 4,614,621
                                                                          ===========
                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES:
Bank Overdraft                                                            $    25,678
Accounts Payable                                                            1,662,134
Accrued Expenses                                                            1,471,555
Litigation Reserve                                                            340,115
Subordinated Notes Payable                                                  1,119,267
Payroll Taxes Payable                                                         542,383
                                                                          -----------
     Total Current Liabilities                                              5,161,132

CONVERTIBLE NOTES PAYABLE                                                     425,000
                                                                          -----------

 STOCKHOLDERS DEFICIT
Common Stock, Class A, par value $.0001, 20,000,000
     shares authorized, 9,900,929 shares issued and outstanding                   990
Common Stock, Class B, par value $.0001, 5,000,000
     shares authorized, none issued and outstanding                                 0
Preferred Stock, par value $.001, 1,000,000 shares
     authorized, 101,775 shares issued and outstanding                            102
Additional Paid-in Capital                                                  7,165,649
Accumulated Deficit                                                        (8,138,252)
                                                                          -----------
                                                                             (971,511)
                                                                          -----------
                                                                          $ 4,614,621
                                                                          ===========

The accompanying notes to financial statements are an integral part of this balance sheet.

                             HEADSTRONG GROUP, INC.
                            Statements of Operations
               For The Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)





                                        1996              1995
                                     ----------        ----------
NET SALES                            $2,501,004        $2,357,544

COST OF SALES                         1,631,374         1,714,960
                                     ----------        ----------
           Gross Profit                 869,629           642,584

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                 638,722           509,843
                                     ----------        ----------
           Operating Profit             230,907           132,741

           Income Tax Expense                 0                 0
                                     ----------        ----------

NET INCOME                           $  230,907        $  132,741
                                     ==========        ==========

NET INCOME PER SHARE                 $     0.02        $     0.03
                                     ==========        ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                    9,809,952         5,030,900
                                     ==========        ==========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                               1996                 1995
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $   230,907         $   132,741
Adjustments to reconcile net income to net cash
(used) provided in/by operating activities-
     Depreciation                                                                45,000              20,000
     Changes in operating assets and liabilities-
          (Increase) in accounts receivable                                  (1,698,451)           (745,004)
          (Increase) in accounts receivable-stockholders                        (34,979)            (16,000)
          Decrease in inventories                                               204,269             187,192
          (Increase) in prepaid expenses                                        150,486            (288,912)
          Decrease (Increase) in other assets                                    42,733             (10,000)
          Increase (Decrease) in bank overdraft                                  25,678             (59,133)
          (Decrease) in accounts payable                                       (451,309)           (332,780)
          (Decrease) in accrued expenses                                       (127,928)            (11,934)
          (Decrease) in loans from factor                                      (284,685)           (249,089)
          (Decrease) in litigation reserve                                     (127,885)                  0
          (Decrease) in payroll taxes payable                                   (20,486)             (9,296)
                                                                            -----------         -----------
                          Net cash (used in) operating
                          activities                                         (2,046,650)         (1,382,215)
                                                                            -----------         -----------

CASH FLOW USED IN INVESTING ACTIVITIES-
     Purchase of property and equipment                                         (48,562)           (103,071)


CASH FLOWS FROM FINANCING ACTIVITIES-
     Proceeds from the sale of common stock                                   2,000,571                   0
     Proceeds form the issuance of convertible debt                              50,000                   0
     Proceeds from borrowing                                                          0           1,485,286
                                                                            -----------         -----------
                           Net cash provided by financing activities          2,050,571           1,485,286
                                                                                                -----------
                           (Decrease) in cash                                   (44,641)                  0

CASH, Beginning of period                                                        45,517                 450
                                                                            -----------         -----------

Cash, End of period                                                         $       876         $       450
                                                                            ===========         ===========

The accompanying notes to financial statements are an integral part of these statements.

                              HEADSTRONG GROUP, INC
                          Notes to Financial Statements


1. Basis of presentation

         The unaudited financial statements are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accprdance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

2. Income Taxes

         No income tax expense is recorded for the three months ended March 31, 1995 and 1996 as a result of the utilization of net operating loss carry forwards.