Form 10KSB/A
period 1995-12-31
HEADSTRONG GROUP INC
filed 1996-07-29
CIK 887315

                    U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-KSB/A-1


         X  Annual Report Under Section 13 or 15(d) of the Securities Exchange
        ---
            Act of 1934

            For the fiscal year ended      December 31, 1995
                                          -------------------

                                      OR

           Transition Report Pursuant to Section 13 or 15(D) of the Securities
        --
           Exchange Act of 1934

           Commission File Number 33-47567-NY
                                  -----------

                            HEADSTRONG GROUP, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)

           Delaware                                              22-3663311
 --------------------------------                            ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

5 Lexington Avenue, East Brunswick, N.J.                            08816
- ------------------------------------------                       ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:    (908) 254-3433
                                                       --------------
Securities Registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                        ---------------------

               None                                       None
- ----------------------------------          -----------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, Par value $.01
- -------------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $10,145,102 based upon the average closing bid and ask price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers Automated Quotation System on March 29, 1996.

         Indicte the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

Class                                       Outstanding at March 29, 1996
- -----                                       -----------------------------

Common Stock, $.01 par value                            9,968,129

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

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

                             HEADSTRONG GROUP, INC.
- --------------------------------------------------------------------------------
                                    (Company)

By       /S/ John J. Willis, Treasurer and C.F.O.
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date    July 29, 1996
- --------------------------------------------------------------------------------

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By      /S/ Dale M. Friedman, Director, President and C.E.O.
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date    July 29, 1996
- --------------------------------------------------------------------------------


By     /S/ Thomas V. Malik, Jr., Director, President and VP Production
- --------------------------------------------------------------------------------
                              (Signature and Title)
Date    July 29, 1996
- --------------------------------------------------------------------------------