Form 10QSB/A
period 1996-03-31
HEADSTRONG GROUP INC
filed 1996-07-29
CIK 887315

                    U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               FORM 10-QSB/A-1

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                      OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        Commission File Number 33-47567-NY
                               -----------

                             HEADSTRONG GROUP, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                              22-3663311
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 5 Lexington Avenue, East Brunswick, N.J.                           08816
- -----------------------------------------                         ----------
 (Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code:   (908) 254-3433
                                                     ----------------
Securities registered pursuant to Section 12(b) of the Act:

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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----    ----

         Indicte the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

Class                                       Outstanding at March 29, 1996
- -----                                       -----------------------------

Common Stock, $.01 par value                            9,968,129

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


                             HEADSTRONG GROUP, INC.
   -----------------------------------------------------------------------------
                                    (Company)



By      /S/ John J. Willis
   -----------------------------------------------------------------------------

Printed     John J. Willis, Treasurer and CFO
          ----------------------------------------------------------------------

Date         July 29, 1996
          ----------------------------------------------------------------------

By     /S/ Dale M. Friedman
   -----------------------------------------------------------------------------

Printed     Dale M. Friedman, Director, President and CEO
          ----------------------------------------------------------------------

Date         July 29, 1996
          ----------------------------------------------------------------------