Form 10QSB
period 1996-06-30
HEADSTRONG GROUP INC
filed 1996-08-14
CIK 887315

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 1996
                                        --------------------------

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           -----------   -----------

            Commission File Number     33-47567-NY
                                  ----------------

                             HEADSTRONG GROUP, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                           22-3663311
 ------------------------------                            -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

   5 Lexington Avenue, East Brunswick, N.J.                   08816
  ----------------------------------------                  ----------
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (908) 254-3433
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes    X      No
     ---------    ---------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(D) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes        No
                                                    -------    --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date.        13,308,134
                                                     --------------------------

         Transitional Small Business Disclosure Format- (Check one):
 Yes         No    X
     -------    -------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


           The following unaudited financial statements for the Company are attached hereto:

             (a) Balance Sheet as of June 30, 1996;

             (b) Statements of Operations for the three and six months ended
                 June 30, 1996 and 1995;

             (c) Statements of Cash Flows for the six months ended June 30, 1996 and 1995

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

           Selling, general and administrative expenses increased from $509,843 for the three months ended March 31, 1995 to $638,722 for the same period of 1996. The increase results from increased sales-related costs due to more customer visits, higher legal costs due to settlement negotiation and agreements with creditors and increased borrowing costs in 1996 as compared with 1995.

           Net income for the three months ended March 31, increased from $132,741 in 1995 to $230,907 for the same period of 1996 as a result of the increase in gross profit, offset by the increase in selling, general and administrative expenses described above.

Liquidity and Capital Resources:

           The Company's Statements of Cash Flows for the three months ended March 31, 1996 shows the impact of the first of two capital raises and the use of those proceeds in meeting the accumulated obligations of the Company. The receipt of the proceeds aided the Company significantly in being able to purchase needed components for sales orders and meet some of its past-due obligations. With the second capital raise, which was completed in May, 1996, estimated sales growth and profitable operations, the Company believes it will be able to conduct its operations in the ordinary course of business.



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


                             HEADSTRONG GROUP, INC.
- --------------------------------------------------------------------------------
                                    (Company)



By      /S/ John J. Willis
  ------------------------------------------------------------------------------

Printed     John J. Willis, Treasurer and CFO
            --------------------------------------------------------------------

Date         August 14, 1996
            --------------------------------------------------------------------

By     /S/ Dale M. Friedman

  ------------------------------------------------------------------------------

Printed     Dale M. Friedman, Director, President and CEO
            --------------------------------------------------------------------

Date         August 14, 1996
            --------------------------------------------------------------------

                             HEADSTRONG GROUP, INC.
                                  Balance Sheet
                                   (Unaudited)

                                   ASSETS                          June 30, 1996
                                                                   -------------
CURRENT ASSETS:
Cash                                                                 $   118,058
Accounts Receivable                                                    3,911,104
Inventory                                                              1,081,362
Accounts Receivable-Stockholders                                         310,474
Prepaid Expenses                                                         459,081
Other Current Assets                                                      75,470
                                                                     -----------
     Total Current Assets                                              5,955,549

Other Assets                                                             396,600

PROPERTY AND EQUIPMENT:
Tooling and Equipment                                                  1,171,503
Transportation Equipment                                                  17,874
                                                                     -----------
  Total                                                                1,189,377
Less-Accumulated Depreciation                                           (370,644)
                                                                     -----------
Property and Equipment-Net                                               818,733
                                                                     -----------
                                                                     $ 7,170,882
                                                                     ===========
                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts Payable                                                       1,592,014
Accrued Expenses                                                       1,100,382
Litigation Reserve                                                       174,615
Loans From Factor                                                        597,405
Subordinated Notes Payable                                               863,582
Payroll Taxes Payable                                                    300,197
                                                                     -----------
     Total Current Liabilities                                         4,628,195

CONVERTIBLE NOTES PAYABLE                                                316,668
                                                                     -----------

 STOCKHOLDERS DEFICIT
Common Stock, Class A, par value $.0001, 20,000,000
     shares authorized, 13,308,134 shares issued and outstanding           1,331
Common Stock, Class B, par value $.0001, 5,000,000
     shares authorized, none issued and outstanding                            0
Preferred Stock, par value $.001, 1,000,000 shares
     authorized, 86,325 shares issued and outstanding                         86
Additional Paid-in Capital                                            10,122,308
Accumulated Deficit                                                   (7,897,706)
                                                                     -----------
                                                                       2,226,019
                                                                     -----------
                                                                     $ 7,170,882
                                                                     ===========


The accompanying notes to financial statements are an integral part of this balance sheet.

                             HEADSTRONG GROUP, INC.
                            Statements of Operations
                For The Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                          1996           1995
                                                          ----           ----

NET SALES                                             $ 2,311,234     $2,727,464

COST OF SALES                                           1,441,582      1,909,773
                                                      -----------     ----------
                Gross Profit                              869,652        817,691

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                   629,105        591,258
                                                      -----------     ----------
                Operating Profit                          240,547        226,433

                Income Tax Expense                              0              0
                                                      -----------     ----------

NET INCOME                                            $   240,547     $  226,433
                                                      ===========     ==========

NET INCOME PER SHARE                                  $      0.02     $     0.05
                                                      ===========     ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                     12,084,680      5,030,900
                                                      ===========     ==========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.
                            Statements of Operations
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                          1996           1995
                                                          ----           ----
NET SALES                                             $ 4,812,236     $5,085,008

COST OF SALES                                           3,072,955      3,624,733
                                                      -----------     ----------
                   Gross Profit                         1,739,281      1,460,275

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                 1,267,826      1,101,101
                                                      -----------     ----------

                   Operating Profit                       471,455        359,174

                   Income Tax Expense                           0              0
                                                      -----------     ----------

NET INCOME                                            $   471,455     $  359,174
                                                      ===========     ==========
NET INCOME PER SHARE                                  $      0.05     $     0.07

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                     10,255,060      5,030,900


The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.
                            Statements of Cash Flows
                 For the six Months Ended June 30, 1996 and 1995
                                   (Unaudited)



                                                                            1996              1995
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $   471,455      $   359,174
Adjustments to reconcile net income to net cash
(used) provided in/by operating activities-
     Depreciation                                                             90,000           50,000
     Changes in operating assets and liabilities-
          (Increase) in accounts receivable                               (3,238,439)      (1,159,004)
          (Increase) in accounts receivable-stockholders                    (100,409)         (16,583)
          (Increase)Decrease in inventories                                  204,269          222,192
          (Increase) in prepaid expenses                                    (282,290)        (388,094)
          Decrease (Increase) in other assets                                109,371         (209,987)
          Increase (Decrease) in bank overdraft                                    0          (17,595)
          (Decrease) in accounts payable                                    (521,429)        (713,497)
          (Decrease) in accrued expenses                                    (499,101)         (53,419)
          (Decrease) in loans from factor                                    312,720       (1,011,554)
          (Decrease) in litigation reserve                                  (293,385)               0
          (Decrease) in payroll taxes payable                               (262,672)         (69,696)
                                                                         -----------      -----------
                          Net cash (used in) operating
                          activities                                      (4,009,910)      (2,901,225)
                                                                         -----------      -----------

CASH FLOW USED IN INVESTING ACTIVITIES-
     Purchase of property and equipment                                     (179,062)        (191,016)


CASH FLOWS FROM FINANCING ACTIVITIES-
     Proceeds from the sale of common stock                                4,957,555                0
     Proceeds form the issuance of convertible debt                           58,332          150,000
     Proceeds (Repayment) of Debt                                           (255,685)       2,942,567
                                                                         -----------      -----------
                           Net cash provided by financing activities       4,760,202        3,092,567
                                                                                          -----------
                           (Decrease) in cash                                (44,641)             326

CASH, Beginning of period                                                     45,517              450
                                                                         -----------      -----------

Cash, End of period                                                      $       876      $       776
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

           Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

2. Income Taxes

           No income tax expense is recorded for the three months ended March 31, 1995 and 1996 as a result of the utilization of net operating loss carry forwards.

                                EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION

     27                                  FINANCIAL DATA SCHEDULE