Form 10QSB
period 1996-09-30
HEADSTRONG GROUP INC
filed 1996-11-14
CIK 887315

                     U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(D) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,087,394

           Transitional Small Business Disclosure Format- (Check one):
Yes |_|   No  |X|

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The following unaudited financial statements for the Company are attached hereto:

     (a)  Balance Sheet as of September 30, 1996;

     (b) Statements of Operations for the three and nine months ended September 30, 1996 and 1995;

     (c) Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

     (d)  Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations:


     Revenue for the three months ended September 30, 1996 of $1,487,872 increased from $709,625 for the same period of 1995 principally as a result of sales in 1996 of new helmets which command a higher selling price, and an increase in our customer base.

     Cost of sales for the nine months decreased from $4,418,033 in 1995 to $3,977,420 in 1996 principally as a result of a change in product mix. The new helmets referred to above are produced at a cost only slightly higher than the Company's opening price point helmets. As a result, cost of sales of these new products is substantially less as a percentage of sales, decreasing from 76.2% in 1995 to 63.1% in 1996.

     Gross profit, as a result of the change in product mix described above, increased from 23.8% in 1995 to 36.9% in 1996.

     Selling, general and administrative expenses decreased from $902,201 for the three months ended September 30, 1995 to $508,464 for the same period of 1996. The decrease was largely attributed to a decrease in legal fees. During the third quarter of 1995 these expenses were abnormally high due to the fees incurred as a result of settlement negotiations and agreements with creditors.

     Net income for the three months ended September 30, increased from a loss of $985,876 in 1995 to a profit of $74,943 for the same period of 1996 as a result of the increases in sales and gross profit percentage, plus the decrease in selling, general and administrative expenses described above.

Liquidity and Capital Resources:

     The Company's Statements of Cash Flows for the three months ended September 30, 1996 shows the impact of the issuance of convertible debentures and the use of those proceeds in meeting the accumulated obligations of the Company. The receipt of the proceeds aided the Company significantly in being able to purchase needed components for sales orders and to make substantial reductions to many of its past-due obligations, and to fund an increase in Accounts Receivable allowing the company to sell products with extended and bill and hold terms. With this capital raise along with the estimated sales growth and profitable operations, the Company believes it will be able to conduct its operations in the ordinary course of business.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As a result of a severe liquidity shortage during 1995, the Company was unable to make timely payments to some of its vendors. Thirty-one of these vendors commenced legal action against the Company for delinquent payments. All of these actions have been settled pursuant to individual agreements by the Company to make periodic payments to these vendors. The Company has fully satisfied its obligations under thirteen of these payment agreements. The Company's obligations under the remaining eighteen settlement agreements total approximately $600,000 through mid 1997. The Company has funded its obligations under these settlement agreements through a combination of capital raises and cash flow in the ordinary course of business.

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


                             HEADSTRONG GROUP, INC.
--------------------------------------------------------------------------------
                                    (Company)



By          /S/ Jerry Orodenker
            --------------------------------------------------

Printed     Jerry Orodenker, CFO
            --------------------------------------------------

Date        November 12, 1996
            --------------------------------------------------

By          /S/ Dale M. Friedman
            --------------------------------------------------

Printed     Dale M. Friedman, Director, President and CEO
            --------------------------------------------------

Date        November 12, 1996
            --------------------------------------------------

                             HEADSTRONG GROUP, INC.
                                  Balance Sheet
                                   (Unaudited)


                                     ASSETS                   September 30, 1996
                                                              ------------------
CURRENT ASSETS:
Cash                                                               $        858
Accounts Receivable                                                   5,080,831
Inventory                                                             1,385,989
Accounts Receivable-Stockholders                                        391,643
Prepaid Expenses                                                        358,606
Other Current Assets                                                     92,587
                                                                   ------------
     Total Current Assets                                             7,310,514

OTHER ASSETS                                                            253,899

PROPERTY AND EQUIPMENT:
Tooling and Equipment                                                 1,198,013
Transportation Equipment                                                 17,874
                                                                   ------------
    Total                                                             1,215,887
Less-Accumulated Depreciation                                          (415,644)
                                                                   ------------
Property and Equipment-Net                                              800,243
                                                                   ------------

                                                                   $  8,364,656
                                                                   ============
                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts Payable                                                      1,520,412
Accrued Expenses                                                      1,190,632
Litigation Reserve                                                      138,654
Loans From Factor                                                       242,906
Subordinated Notes Payable                                              814,267
Payroll Taxes Payable                                                   199,911
                                                                   ------------
     Total Current Liabilities                                        4,106,782

CONVERTIBLE NOTES PAYABLE                                               283,668
CONVERTIBLE DEBENTURES                                                1,500,000
                                                                   ------------


STOCKHOLDERS DEFICIT
Common Stock, Class A, par value $.0001, 20,000,000
     shares authorized, 14,087,397 shares issued and outstanding          1,409
Common Stock, Class B, par value $.0001, 5,000,000
     shares authorized, none issued and outstanding                           0
Preferred Stock, par value $.001, 1,000,000 shares
     authorized, 86,325 shares issued and outstanding                        86
Additional Paid-in Capital                                           10,295,473
Accumulated Deficit                                                  (7,822,762)
                                                                   ------------
                                                                      2,474,206
                                                                   ------------
                                                                   $  8,364,656
                                                                   ============

The accompanying notes to financial statements are an integral part of this balance sheet.

                             HEADSTRONG GROUP, INC.
                            Statements of Operations
             For The Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                      1996              1995
                                                  -----------       -----------
NET SALES                                         $ 1,487,872       $   709,625

COST OF SALES                                         904,465           793,300
                                                  -----------       -----------
          Gross Profit                                583,407           (83,675)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               508,464           902,201
                                                  -----------       -----------
          Operating Profit                             74,943          (985,876)

          Income Tax Expense                                0                 0
                                                  -----------       -----------

NET INCOME / LOSS                                 $    74,943       ($  985,876)
                                                  ===========       ===========

NET INCOME PER SHARE                              $      0.01       ($     0.19)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                 13,458,495         5,130,900
                                                  ===========       ===========

The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.
                            Statements of Operations
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                     1996              1995
                                                  -----------       -----------
NET SALES                                         $ 6,300,108       $ 5,794,633

COST OF SALES                                       3,977,420         4,418,033
                                                  -----------       -----------

           Gross Profit                             2,322,688         1,376,600

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             1,776,290         2,003,302
                                                  -----------       -----------

           Operating Profit                           546,398          (626,702)

           Income Tax Expense                               0                 0
                                                  -----------       -----------

NET INCOME / LOSS                                 $   546,398       ($  626,702)
                                                  ===========       ===========
NET INCOME PER SHARE                              $      0.05       ($     0.12)


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                 10,973,931         5,064,233



The accompanying notes to financial statements are an integral part of these statements.

                             HEADSTRONG GROUP, INC.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                               1996                  1995
                                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / Loss                                                          $   546,398           ($  626,702)
Adjustments to reconcile net income to net cash
(used) provided in/by operating activities-
     Depreciation                                                              135,000               100,000
     Changes in operating assets and liabilities-
          (Increase) in accounts receivable                                 (4,408,166)              535,910
         (Increase) in accounts receivable-stockholders                       (181,578)              (17,063)
          (Increase)Decrease in inventories                                   (424,032)              174,241
          (Increase) in prepaid expenses                                      (181,815)             (401,576)
          Decrease (Increase) in other assets                                  203,062              (696,404)
          Increase (Decrease) in bank overdraft                                      0               (31,523)
          (Decrease) in accounts payable                                      (593,031)             (578,650)
          (Decrease) in accrued expenses                                      (408,851)              (47,317)
          (Decrease) in loans from factor                                      (41,779)           (1,847.433)
          (Decrease) in litigation reserve                                    (329,346)                    0
          (Decrease) in payroll taxes payable                                 (362,958)              (75,277)
                                                                           -----------           -----------
                          Net cash (used in) operating
                          activities                                        (6,047,096)           (3,511,794)
                                                                           -----------           -----------
CASH FLOW USED IN INVESTING ACTIVITIES-
     Purchase of property and equipment                                       (180,317)             (311,629)

CASH FLOWS FROM FINANCING ACTIVITIES-
     Proceeds from the sale of common stock                                  4,985,740                     0
     Proceeds from the sale of preferred stock                                                     3,823,849
     Proceeds form the issuance of convertible debt                             91,332                     0
     Proceeds from the issuance of convertible debentures                    1,500,000                     0
     Proceeds (Repayment) of Debt                                           ( 305,000)                     0
                                                                           -----------           -----------
                           Net cash provided by financing activities         6,272,072             3,823,849
                           Increase (Decrease) in cash                         (44,659)                  426

CASH, Beginning of period                                                       45,517                   450
                                                                           -----------           -----------

Cash, End of period                                                        $       858           $       876
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

2. Income Taxes

     No income tax expense is recorded for the three months ended September 30, 1995 and 1996 as a result of the utilization of net operating loss carry forwards.